Form 10-K
period 2011-12-31
WiFi Wireless, Inc.
filed 2012-12-21
CIK 1349365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 333-160786

WiFi WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Oregon	90-0224959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Enterprise, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)

Tel No: (949) 330-6413

Securities registered pursuant to Section 12(b) of the Act: none

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: none

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form..

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 57,250,466 Common Shares Outstanding as of March 02, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

WiFi WIRELESS, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

For the Twelve Months Ended December 31, 2011

and the Year Ended December 31, 2010

ASSETS

	Twelve Months
	Ended	Year Ended
	12/31/2011	December 31, 2010

Current Assets:
Cash and Cash Equivalents	$-	$-
Prepaid Expenses	5,857	-

Total Current Assets	$5,857	$-

Fixed Assets:
Property and Equipment	21,860	21,860
R&D Equipment	54,227	54,227
	$76,087	$76,087
Less: Accumulated Depreciation	(55,816)	(47,170)

Net Fixed Assets	$20,271	$28,917

Other Assets:
Security and Other Deposits	$3,915	$3,915
Organizational Costs	10,874	10,874
Accumulated Amortization - Org Costs	(10,874)	(10,874)
Investments	-	-
Deferred Income Tax Benefit	1,610,066	1,200,208
Allowance for Realization	(1,610,066)	(1,200,208)

Total Other Assets	$3,915	$3,915

Total Assets	$30,043	$32,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Twelve Months
	Ended	Year Ended
	12/31/2011	December 31, 2010

Current Liabilities:
Accounts Payable	$732,613	$108
Rent Payable	-	-
Other Current Liabilities	192,491	125,658

Total Current Liabilities	$925,104	$125,766

Long-Term Liabilities:
Loan from Shareholder	145,815	138,815
Note Payable to Shareholder	163,133	694,893

Total Long Term Liabilities	$308,948	$833,708

Total Liabilities	$1,234,052	$959,474

Stockholders’ Equity:
Common Stock, par value $0.005 per share, 100,000,000 shares authorized, 57,250,466 and 36,708,466 shares issued, 57,250,466 and 36,708,466 shares outstanding, respectively	$1,349,422	$1,246,712
Treasury Stock, 390,000 shares	(1,950)	(1,950)
Paid-in-Capital	2,184,009	1,358,621
Accumulated Deficit during Development Stage	(4,735,490)	(3,530,025)

Total Stockholders’ Equity	$(1,204,009)	$(926,642)

Total Liabilities & Capital	$30,043	$32,832

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENT OF EXPENSES AND ACCUMULATED DEFICIT

For the Three Months and Twelve Months Ended December 31, 2011

and the Period from August 29, 1989 (Inception) to December 31, 2011

			August 29, 1989
	Three Months	Twelve Months	(Inception) to
	Ended 12/31/2011	Ended 12/31/2011	12/31/2011

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	$-	$-	$-
Research and Development	-	-	252,585

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Accounting	9,000	9,000	52,428
Administrative	-	-	6,858
Amortization	-	-	10,874
Automobile expense	77	128	1,355
Bank service charges	823	1,704	2,360
Consulting	4,100	4,100	489,341
Depreciation	2,162	8,646	55,816
Taxes, licenses and fees	-	1,625	14,398
Insurance	-	-	5,659
Interest expense	14,436	66,833	209,264
Legal	1,093,353	1,093,383	1,715,762
Marketing	-	-	42,432
Membership Fees	-	-	3,000
Miscellaneous	400	1,197	6,169
Office supplies and expense	1	169	51,504
Office support and expenses	-	-	60
Other expenses	-	-	64
Outside services and other professional	2,560	9,431	19,502
Postage and delivery	-	718	15,836
Rent - facilities	267	3,488	117,463
Rent - equipment	-	-	1,455
Repairs and maintenance	-	-	9,857
Salaries and wages	-	-	61,558
Payroll tax expense	-	-	6,186
Telephone	178	245	34,700
Travel and entertainment	123	138	138,465
Utilities	-	-	11,320
Stock-based payments	-	-	1,389,922
Website Development	23	4,662	9,297
Total R&D, selling, general and administrative expenses	$1,127,503	$1,205,467	$4,735,490
Loss	$(1,127,503)	$(1,205,467)	$(4,735,490)
Income tax expense (benefit)	-	-	-

NET LOSS	$(1,127,503)	$(1,205,467)	$(4,735,490)

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the Three Months and Twelve Months Ended December 31, 2011

and the Period from August 29, 1989 (Inception) to December 31, 2011

			August 29, 1989
	Three Months	Twelve Months	(Inception) to
	Ended 12/31/2011	Ended 12/31/2011	12/31/2011
CASH FLOW FROM OPERATION ACTIVITIES
Net Loss	$(1,127,503)	$(1,205,467)	$(4,735,490)
ADJUSTMENT TO RECONCILE CHANGE IN NET ASSETS TO NET CASH FLOWS USED FOR OPERATING ACTIVITIES

Depreciation expense	2,162	8,646	55,816
Amortization	-	-	10,874
Allowance for deferred tax benefit	-	-	-
Increase in prepaid expenses	-	(5,857)	(5,857)
Decrease in accounts payable	732,613	732,615	732,615
Rent payable	-	-	-
Decrease in other current liabilities	14,436	66,725	192,491

NET CASH USED IN OPERATING ACTIVITIES	$(378,292)	$(403,338)	$(3,749,551)
CASH FLOW FROM INVESTING ACTIVITIES
Office equipment	-	-	(21,860)
R&D Equipment	-	-	(54,227)
Increase in security and other deposits	-	-	(3,915)
Investments	-	-	-
Organization costs	-	-	(10,874)
Deferred income tax benefit from accum. losses	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	$-	$-	$(90,876)
CASH FLOW FROM FINANCING ACTIVITIES
Loan from shareholder	4,100	7,000	145,815
Net borrowings from shareholder loan	(554,160)	(531,760)	163,133
Stock issued in acquisitions	-	-	-
Stock-based payments	-	-	1,389,922
Allowance for deferred tax benefit	-	-	-
Proceeds from issuance of stock	928,098	928,098	2,141,557

NET CASH PROVIDED BY FINANCING ACTIVITIES	$378,038	$403,338	$3,840,427

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(254)	$-	$-
CASH AND CASH EQUIVALENTS, Beginning of period	254	-	-
CASH AND CASH EQUIVALENTS, End of Period	$-	$-	$-

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

December 31, 2011

			Additional			Total
	Common shares		Paid-In	Treasury	Accumulated	Stockholders’
	Number	Amount	Capital	Shares	Deficit	Equity

Balance at 12/31/04	8,109,000	$8,109	$1,381,813	$-	$(919,764)	$470,158
Net Loss	-	-	-	-	(432,121)	(432,121)
Issuance of shares to affiliates	5,162,151	3,965	398,281	-	-	402,246
Investment in Vimax	200,000	200	399,800	-	-	400,000
Treasury Stock	(2,000,000)	-	-	(2,000)	-	(2,000)
Stock dividend: 2:1 split	11,077,200	-	-	-	-	-
Balance at 12/31/05	22,548,351	$12,274	$2,179,894	$(2,000)	$(1,351,885)	$838,283

Allowance for deferred tax asset	-	-	-	-	(651,306)	(651,306)
Issuance of shares, 3/31/06	2,846,300	1,423	21,889	-	-	23,312
Reverse stock split 1:10, 6/30/06	(21,412,846)	16,213	(16,213)	-	-	-
Issuance of shares, 6/30/06	7,037,452	35,187	(35,187)	-	-	-
Issuance of shares, 9/30/06	11,247,008	46,235	(46,235)	-	-	-
Issuance of shares, 12/31/06	3,000,000	15,000	(15,000)	-	-	-
Net Loss	-	-	-	-	(577,111)	(577,111)
Balance at 12/31/06	25,266,265	$126,332	$2,089,148	$(2,000)	$(2,580,302)	$(366,822)

Issuance of shares	3,200,000	6,000	(6,000)	-	-	-
Cancelled shares	(389,640)	-	-	-	-	-
Acquired Treasury Shares	190,000	-	950	(950)	-	-
Cancelled Treasury Shares	(1,800,000)	-	(1,000)	1,000	-	-
Net Loss	-	-	-	-	(47,525)	(47,525)
Balance at 3/31/2007	26,466,625	$132,332	$2,083,098	$(1,950)	$(2,627,827)	$(414,347)

Issuance of shares	299,640	1,498	(1,498)	-	-	-
Net Loss	-	-	-	-	(36,818)	(36,818)
Balance at 6/30/2007	26,766,265	$133,831	$2,081,600	$(1,950)	$(2,664,645)	$(451,165)

Net Loss	-	-	-	-	(55,271)	(55,271)
Balance at 9/30/2007	26,766,265	$133,831	$2,081,600	$(1,950)	$(2,719,916)	$(506,436)

Retirement of shares	(400,000)	-	-	-	-	-
Net Loss	-	-	-	-	(28,449)	(28,449)
Balance at 12/31/2007	26,366,265	$133,831	$2,081,600	$(1,950)	$(2,748,365)	$(534,885)

Issuance of shares	19,165,267	-	-	-	-	-
Cancelled shares	(19,451,891)	-	-	-	-	-
Net Loss	-	-	-	-	(113,106)	(113,106)
Balance at 12/31/2008	26,079,641	$133,831	$2,081,600	$(1,950)	$(2,861,471)	$(647,991)

Issuance of shares	500,000	50,000	(50,000)	-	-	-
Net Loss	-	-	-	-	(9,638)	(9,638)
Balance at 3/31/2009	26,579,641	$183,831	$2,031,600	$(1,950)	$(2,871,109)	$(657,629)

Issuance of shares (from xfer agent)	2,208,825	220,882	(220,882)	-	-	-
Net Loss	-	-	-	-	(103,687)	(103,687)
Balance at 6/30/2009	28,788,466	$404,712	$1,810,718	$(1,950)	$(2,974,796)	$(761,316)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(12,833)	(12,833)
Balance at 9/30/2009	28,788,466	$404,712	$1,810,718	$(1,950)	$(2,987,629)	$(774,149)

Issuance of shares (from xfer agent)	2,000,000	250,000	(452,099)	-	-	(202,099)
Net Loss	-	-	-	-	(434,689)	(434,689)
Balance at 12/31/2009	30,788,466	$654,712	$1,358,620	$(1,950)	$(3,422,318)	$(1,410,937)

Issuance of shares (from xfer agent)	2,100,000	210,000	-	-	-	210,000
Net Loss	-	-	-	-	(33,754)	(33,754)
Balance at 3/31/2010	32,888,466	$864,712	$1,358,620	$(1,950)	$(3,456,072)	$(1,234,690)

Issuance of shares (from xfer agent)	2,500,000	250,000	-	-	-	250,000
Net Loss	-	-	.	-	(25,997)	(25,997)
Balance at 6/30/2010	35,388,466	$1,114,712	$1,358,620	$(1,950)	$(3,482,069)	$(1,010,687)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(24,503)	(24,503)
Balance at 9/30/2010	35,388,466	$1,114,712	$1,358,620	$(1,950)	$(3,506,572)	$(1,035,191)

Issuance of shares (from xfer agent)	1,320,000	132,000	-	-	-	132,000
Net Loss	-	-	-	-	(23,452)	(23,452)
Balance at 12/31/2010	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,530,024)	$(926,642)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(20,776)	(20,776)
Balance at 3/31/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,550,800)	$(947,418)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(20,446)	(20,446)
Balance at 6/30/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,571,246)	$(967,865)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(36,740)	(36,740)
Balance at 9/30/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,607,986)	$(1,004,605)

Issuance of shares (from xfer agent)	20,542,000	102,710	825,388	-	-	928,098
Net Loss	-	-	-	-	(1,127,503)	(1,127,503)
Balance at 12/31/2011	57,250,466	$1,349,422	$2,184,008	$(1,950)	$(4,735,489)	$(1,204,010)

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The company was incorporated under the laws of the State of Oregon on August 29, 1989 as Sunburst Resources Inc. The Company’s products are developed for use in the military, maritime and commercial markets to be used internationally. WiFi Wireless utilizes GPS (Global Positioning Satellites) for tracking products used in the shipping and transportation industries as well as applications using current UHF frequencies enabling WiFi hardware to provide a greater range of service from the POP (“Point of Presence”) versus the conventional wi-fi (802.11) retail space application.

WiFi Wireless, Incorporated provides an expanded network technology to the traditional wi-fi (802.11) system. Currently, wi-fi (802.11) systems are confined to “Hot Spot” locations within a limited radius. WiFi Wireless focuses on “Space-Time” technology applications by using current UHF frequencies that enable WiFi Wireless’ hardware to provide 10 miles of service from the POP Point of Presence, rather than the conventional wi-fi (802.11) retail space application. WiFi Wireless utilized a base station antenna with a capacity that will allow up to 25,000 simultaneous users without degradation in performance. Business franchises can now be part of the WiFi Wireless network by providing a POP site in one central location, instead of multiple, costly, small networks at a fraction of the price of current T-Span charges affiliated with standard “Hot Spot” networks.

The Company has a calendar year end for reporting purposes. The Company’s website address is www.wifiwirelessinc.net. The Company’s principal office location is 65 Enterprise, Aliso Viejo, CA, 92656.

Development Stage Company

The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company is in the business of researching, developing and commercializing new technologies. The Company will be devoting all of its resources to the research, development and commercialization of its technologies.

In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the company will be able to raise any equity financing or sell any of its products as a profit. There is, therefore, doubt regarding the Company’s ability to continue as a going concern.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we expect to evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of marketable and non-marketable securities, fair values of intangible assets and goodwill, useful lives of intangible assets, property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We expect to base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant accounting policies and estimates underlying the accompanying financial statements include:

It is reasonably possible that the estimates may change in the future.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accepted) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

The estimated useful lives of property and equipment are as follows:

Office Equipment	3 – 10 years
R & D Equipment	3 – 10 years

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which, the carrying value of the asset exceeds its fair market value. The Company has made no adjustments to long-lived assets in any of the years presented. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill, if any, for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Intangibles

Intangibles consist of software, including purchased software, and development of new software products and enhancements to existing software products. Until technological feasibility is established, costs associated with software development, including costs associated with the acquisition of intellectual property relating to software development is expensed as incurred. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is three years.

Revenue Recognition

As the Company is continuing development of its technologies, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers.

Research and Development costs charged to Expense as Incurred

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $252,585 since inception.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

Stock Issued in Exchange For Services

The valuation of the common stock issued in exchange for services is valued at an estimated fair market value as determined by the officers and directors for the Company based upon other sales and issuances of the Company’s common stock within the same general time period.

Accounting Standards Codification

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s consolidated financial statements.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued.

Litigation

The Company may be subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

AValon RF, Inc. v. WiFi Wireless, Inc. - AValon has sued WiFi for breach of contract and trade libel stemming from WiFi’s 2005 refusal to consummate a purchase of a controlling interest of AValon.  AValon contends that the contract at issue required WiFi to purchase AValon. WiFi contends that the contract required WiFi to negotiate in good faith towards a purchase, but that the purchase was subject to successful completion of due diligence, which did not occur.  AValon contends that a later press release issued by WiFi constituted a trade libel.  WiFi disputes that point and contends that AValon suffered no harm as a result of the press release.  The case was first tried in early 2009.  The jury’s verdict in favor of AValon was nullified by the trial court’s awarding WiFi a new trial due to misconduct of AValon’s counsel.  AValon appealed, but an appellate court upheld the trial court’s award of a new trial.  The second trial was set to begin on October 3, 2011. On September 30, 2011, the plaintiff dismissed their cause of action with WiFi paying no money to them. This case is now over as far as WiFi is concerned.

Legal Costs

Legal costs are expensed as incurred.

Advertising and Promotional Expenses

Advertising and promotional costs are expensed as incurred.

Retired Administrative Staff

In April 2008, WiFi Wireless, Inc. retired our internal administrative staff in order to achieve a reduction in overhead expenses. However, WiFi continues to maintain its office sites. WiFi maintained financial stability and continued current on all of its monthly expenses with an ongoing loan agreement with a privately held LLC. After April 2008, the company outsourced all administrative work on a per-job basis, and submits these expenses for payment through an LLC loan agreement.

General Comment on Contingencies

Certain conditions may exist as of the date the Financial Statements are issued, which may result in a loss to the company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

NOTE 2 – GOING CONCERN

WiFi Wireless’ financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in August 1989, WiFi Wireless has accumulated losses aggregating $4,735,498 of which $1,982,799 is related to stock-based payments for services.

Management’s plans for WiFi Wireless’ continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its prospects of future sales. There is no guarantee that either of these efforts will be successful in the future.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Parties Reimburse the Company for Operating Expenses – Loan from Shareholder

A major shareholder reimburses the Company for certain operating expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, and other services during their operations. All amounts paid by the shareholder are recorded under shareholder loans and are payable under the specific terms of the loan. As of December 31, 2011, the amount of shareholder loans payable was $308,948.

Patents – Intangible Assets / Affiliated Company

The Company plans to utilize certain technology patents for use in its operations. These patents are controlled and owned by an affiliated company. The Company is dependent on certain patents from an affiliated company for the development of its products. These patents are pending as of December 31, 2011.

Companies under Common Control May Experience Change in Operations

The Company’s majority shareholder also controls other entities whose operations are similar to those of the Company. Although there were no transactions between the Company and these entities as of December 31, 2011, the majority shareholder is, nevertheless, in a position to influence the sales volume of the company for the benefit of the other entities that are under his control.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

December 31, 2011
CURRENT	$-0-
DEFERRED	$1,610,066
Allowance for realization	$1,610,066
Total Deferred Income Tax Benefit	$-0-

Realization of the Deferred Income Tax Asset is Dependent on Generating Future Taxable Income

Background

Deferred tax assets arise when a company’s financial statements recognize charges or expenses that, for income tax purposes, will not be allowed as deductions until future periods. For example, when a corporation incurs an expense in its financial statements, such as certain restructuring type charges, that it is not allowed to deduct on its federal tax return until paid in the future, the future tax benefit of that expense is generally recorded in the income statement as a reduction of income tax expense and in the balance sheet as a tax asset. The same general treatment applies to the carry forward of unused net operating losses and unused tax credits. Deferred tax assets are often netted with deferred tax liabilities when presented in the balance sheet and are referred to as net deferred tax assets.

Under FAS 109, Accounting for Income Taxes, a net deferred tax asset may only be carried on the balance sheet at its full value if it is more likely than not that the deductions, losses, or credits giving rise to such deferred tax asset will be used in the future. If the more likely than not test is not met, then a valuation allowance is required to be recorded against the net deferred tax asset. A valuation allowance creates a charge to income tax expense in the income statement and a reduction of an asset on the balance sheet, in the period it is recorded. Common practice would support a determination that a corporation with two or more consecutive years of significant

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

losses is presumed to fail the more likely than not test. Because of the Company’s losses in recent years the Company has examined the value of its deferred tax assets and felt it was appropriate to record a valuation allowance against a major portion of them. The valuation allowance essentially reduced the Company’s deferred tax asset to zero. The effect was to reverse the benefit of those deferred tax assets that were recorded in prior years’ income statements and balance sheets. Consequently, these tax benefits will be available in the future to reduce our income tax expense when we have positive income to use the tax benefits, or we have sufficient deferred tax liabilities to absorb the tax assets.

Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of December 31, 2011, the Company’s net operating loss carry forwards for income tax purposes were approximately $4,735,489. If not utilized, they will start to expire in twenty years or 2026 for federal purposes and ten years or 2016 for state purposes.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases a research and development facility on a month-to-month lease at the rate of $1,349 per month. In addition, the Company leases a separate facility located in Aliso Viejo, CA at the rate of approximately $465 per month on a month-to-month basis. The Company also rents various equipment on an “as-needed” basis. Future minimum operating facilities lease expense for the next two years are estimated as follows:

Year	Amount
2012	$-0-
Thereafter	-0-
TOTAL	$-0-

NOTE 6 – CHANGE IN SECURITIES

During the period from January 1 2011 to December 31, 2011 the Company issued 20,542,000 shares of common stock. Of these, 18,472,000 shares were issued to an affiliate and 2,070,000 shares were issued as payment for services performed for the Company by third parties. The Company did not retire any shares of common stock during this period.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2011, there were 57,250,466 shares of common stock issued and outstanding, of which 13,940,568 shares are restricted and 43,309,898 shares are non-restricted. Total shares authorized are 100,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated December 19, 2012 for the fiscal year ended December 31, 2011 and in our subsequent filings with the Securities and Exchange Commission.

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER “RISK FACTORS” IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH “SELECTED FINANCIAL DATA” AND THE COMPANY’S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Nature of Business

We are a development stage company incorporated under the laws of the State of Oregon on August 29, 1989 as Sunburst Resources Inc. The Company’s products are developed for use in the military, maritime and commercial markets to be used internationally. WiFi Wireless utilizes GPS (Global Positioning Satellites) for tracking products used in the shipping and transportation industries as well as applications using current UHF frequencies enabling WiFi hardware to provide a greater range of service from the POP (“Point of Presence”) versus the conventional wi-fi (802.11) retail space application.

WiFi Wireless, Incorporated provides an expanded network technology to the traditional wi-fi (802.11) system. Currently, wi-fi (802.11) systems are confined to “Hot Spot” locations within a limited radius. WiFi Wireless focuses on “Space-Time” technology applications by using current UHF frequencies that enable WiFi Wireless’ hardware to provide 10 miles of service from the POP Point of Presence, rather than the conventional wi-fi (802.11) retail space application. WiFi Wireless utilized a base station antenna with a capacity that will allow up to 25,000 simultaneous users without degradation in performance. Business franchises can now be part of the WiFi Wireless network by providing a POP site in one central location, instead of multiple, costly, small networks at a fraction of the price of current T-Span charges affiliated with standard “Hot Spot” networks. The Company has a calendar year end for reporting purposes. The Company’s website address is www.wifiwirelessinc.net. The Company’s principal office location is 65 Enterprise, Aliso Viejo, CA, 92656.

Plan of Operation

The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company is in the business of researching, developing and commercializing new technologies. The Company will be devoting all of its resources to the research, development and commercialization of its technologies.

In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the company will be able to raise any equity financing or sell any of its products at a profit.

Our plan of operation for the twelve months following the date of this report is to continue our research and development on the technology. As well, we anticipate spending additional amounts for general and administrative expenses, including fees we will incur in complying with reporting obligations. All functions will be coordinated and managed by our Board of Directors, including marketing, finance, and operations.

If we are unable to effectively market and fund these projects we may have to suspend or cease our efforts. If we cease our previously stated efforts we do not have plans to pursue other business opportunities. If we cease operations investors will not receive any return on their investments.

Going Concern

WiFi Wireless contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in August 1989, WiFi Wireless has accumulated losses aggregating $4,735,490 of which $1,608,861 is related to stock-based payments for services.

Management’s plans for WiFi Wireless’ continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its prospects of future sales. There is no guarantee that either of these efforts will be successful in the future.

Further losses are expected until we enter into a licensing agreement with a manufacturer and reseller. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We may receive interim support from affiliated companies and plan to raise additional capital through debt and/or equity financings. We may also raise additional funds through the exercise of warrants and stock options, if exercised. However, there is no assurance that any of these activities will be successful.

Results of Operations

Three months ended December 31, 2011 compared to the Three months ended December 31, 2010

Revenue. For the three months ended December 31, 2011, our revenue was $-0-, compared to $-0- for the same period in 2010.

Gross Profit / Loss. For the three months ended December 31, 2011, our gross profit was $-0-, compared to gross profit of $-0- for the same period in 2010.

Selling, General and Administrative Expenses. For the three months ended December 31, 2011, selling, general and administrative expenses were $1,127,503 compared to $23,452 for the same period in 2010, an increase of 4708%, which relates to fees for legal services received in relation to lawsuits detailed above.

Net Loss. We generated net losses of $1,127,503 for the three months ended December 31, 2011 compared to $107,706 for the same period in 2010. See SG&A detail for description of increase.

Twelve months ended December 31, 2011 compared to the Twelve months ended December 31, 2010

Revenue. For the twelve months ended December 31, 2011, our revenue was $-0-, compared to $-0- for the same period in 2010.

Gross Profit / Loss. For the twelve months ended December 31, 2011, our gross profit was $-0-, compared to gross profit of $-0- for the same period in 2010.

Selling, General and Administrative Expenses. For the twelve months ended December 31, 2011, selling, general and administrative expenses were $1,205,467 compared to $107,706 for the same period in 2011, an increase of 948%, which relates to fees for legal services received in relation to lawsuits detailed above.

Net Loss. We generated net losses of $1,205,467 for the twelve months ended December 31, 2011 compared to $107,706 for the same period in 2010. See SG&A detail for description of increase.

Liquidity and Capital Resources

General. At December 31, 2011, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and loans including loans from our majority shareholder. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $403,230 for the twelve months ended December 31, 2011, and net cash used in operations of $5,486, during the same period in 2010. The principal elements of cash flow from operations for the twelve months ended December 31, 2011 included a net loss of $1,205,467 offset primarily by increase in payables of $732,615.

Cash used in investing activities was $-0- for the twelve months ended December 31, 2011, compared to cash used of $-0- during the comparable period in 2010.

Cash provided by our financing activities was $403,338 for the twelve months ended December 31, 2011, compared to cash provided by financing activities of $5,710 during the comparable period in 2010. The principal elements of cash flow from financing activities for the twelve months ended December 31, 2011, included issuance of common stock in the amount of $928,098 offset primarily by $524760 of repayments to our majority shareholder.

As of December 31, 2011, current liabilities exceeded current assets by 158 times. Current assets increased from $-0- at December 31, 2010 to $5,857 at December 31, 2011 whereas current liabilities increased from $125,766 at December 31, 2010 to $925,104 at December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by the Form 10-K for fiscal year 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company has an independent director but does not have an Audit Committee. The Company intends to appoint additional independent directors and set up an Audit Committee;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2011 to the best of our knowledge, understandings, or records, there are no current, past, pending or threatened legal proceedings or administrative actions either by or against the Company that could have a material effect on the Company’s business, financial condition, or operations.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

To the best of our knowledge, understandings, or records, there have been no unregistered sales of equity securities during the quarter ending December 31, 2011.

Item 3. Defaults Upon Senior Securities

To the best of our knowledge, understandings, or records, there have been no Defaults Upon Senior Securities during the quarter ending December 31, 2011.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

To the best of our knowledge, understandings, or records, there is no other information for the quarter ending December 31, 2011.

Item 6. Exhibits

(a) Exhibit(s)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WiFi WIRELESS, INC.

Date: December 21, 2012	By:	/s/ Eugene L. Curcio
Eugene L. Curcio Chairman of the Board

