Form 10-Q
period 2012-03-31
WiFi Wireless, Inc.
filed 2012-12-21
CIK 1349365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission File Number: 333-160786

WiFi WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Oregon	90-0224959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Enterprise, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)

Tel No: (949) 330-6413

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 57,250,466 Common Shares Outstanding as of March 02, 2012.

WiFi WIRELESS, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

For the Three Months Ended March 31, 2012

and the Year Ended December 31, 2011

ASSETS

	Three Months
	Ended	Year Ended
	3/31/2012	December 31, 2011

Current Assets:
Cash and Cash Equivalents	$1,361	$-
Prepaid Expenses	3,554	5,857

Total Current Assets	$4,915	$5,857

Fixed Assets:
Property and Equipment	21,860	21,860
R&D Equipment	54,227	54,227
	$76,087	$76,087
Less: Accumulated Depreciation	(57,978)	(55,817)

Net Fixed Assets	$18,109	$20,271

Other Assets:
Security and Other Deposits	$3,915	$3,915
Organizational Costs	10,874	10,874
Accumulated Amortization - Org Costs	(10,874)	(10,874)
Investments	-	-
Deferred Income Tax Benefit	1,610,066	1,610,066
Allowance for Realization	(1,610,066)	(1,610,066)

Total Other Assets	$3,915	$3,915

Total Assets	$26,939	$30,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Three Months
	Ended	Year Ended
	3/31/2012	December 31, 2011

Current Liabilities:
Accounts Payable	$742,514	$732,613
Rent Payable	-	-
Other Current Liabilities	196,638	192,491

Total Current Liabilities	$939,151	$925,104

Long-Term Liabilities:
Loan from Shareholder	144,715	145,815
Note Payable to Shareholder	178,533	163,133

Total Long Term Liabilities	$323,248	$308,948

Total Liabilities	$1,262,400	$1,234,052

Stockholders’ Equity:
Common Stock, par value $0.005 per share, 100,000,000 shares authorized, 57,250,466 and 57,250,466 shares issued, 57,250,466 and 57,250,466 shares outstanding, respectively	$1,349,422	$1,349,422
Treasury Stock, 390,000 shares	(1,950)	(1,950)
Paid-in-Capital	2,184,009	2,184,009
Accumulated Deficit during Development Stage	(4,766,941)	(4,735,489)
Total Stockholders’ Equity	$(1,235,461)	$(1,204,009)

Total Liabilities & Capital	$26,939	$30,043

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENT OF EXPENSES AND ACCUMULATED DEFICIT

For the Three Months Ended March 31, 2012

and the Period from August 29, 1989 (Inception) to March 31, 2012

		August 29, 1989
	Three Months	(Inception) to
	Ended 3/31/2012	3/31/2012

REVENUE	$-	$-
COST OF SALES	-	-

GROSS PROFIT	$-	$-
Research and Development	535	253,120

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Accounting	10,000	62,428
Administrative	-	6,858
Amortization	-	10,874
Automobile expense	100	1,455
Bank service charges	317	2,677
Consulting	900	490,241
Depreciation	2,162	57,979
Taxes, licenses and fees	4,350	18,748
Insurance	577	6,236
Interest expense	4,147	213,411
Legal	503	1,716,265
Marketing	1,000	43,432
Membership Fees	-	3,000
Miscellaneous	20	6,189
Office supplies and expense	585	52,089
Office support and expenses	382	442
Other expenses	-	64
Outside services and other professional	-	19,502
Postage and delivery	-	15,836
Rent - facilities	2,590	120,053
Rent - equipment	2,000	3,455
Repairs and maintenance	66	9,923
Salaries and wages	-	61,558
Payroll tax expense	-	6,186
Telephone	71	34,770
Travel and entertainment	841	139,306
Utilities	-	11,320
Stock-based payments	-	1,389,922
Website Development	306	9,603
Total R&D, selling, general and administrative expenses	$31,452	$4,766,942
Loss	$(31,452)	$(4,766,942)
Income tax expense (benefit)	-	-

NET LOSS	$(31,452)	$(4,766,942)

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012

and the Period from August 29, 1989 (Inception) to March 31, 2012

		August 29, 1989
	Three Months	(Inception) to
	Ended 3/31/2012	3/31/2012
CASH FLOW FROM OPERATION ACTIVITIES
Net Loss	$(31,452)	$(4,766,941)
ADJUSTMENT TO RECONCILE CHANGE IN NET ASSETS TO NET CASH FLOWS USED FOR OPERATING ACTIVITIES
Depreciation expense	2,162	57,978
Amortization	-	10,874
Allowance for deferred tax benefit	-	-
Increase in prepaid expenses	2,303	(3,554)
Decrease in accounts payable	9,901	742,515
Rent payable	-	-
Decrease in other current liabilities	4,147	196,638

NET CASH USED IN OPERATING ACTIVITIES	$(12,939)	$(3,762,491)
CASH FLOW FROM INVESTING ACTIVITIES
Office equipment	-	(21,860)
R&D Equipment	-	(54,227)
Increase in security and other deposits	-	(3,915)
Investments	-	-
Organization costs	-	(10,874)
Deferred income tax benefit from accum. losses	-	-

NET CASH USED IN INVESTING ACTIVITIES	$-	$(90,876)
CASH FLOW FROM FINANCING ACTIVITIES
Loan from shareholder	(1,100)	144,715
Net borrowings from shareholder loan	15,400	178,533
Stock issued in acquisitions	-	-
Stock-based payments	-	1,389,922
Allowance for deferred tax benefit	-	-
Proceeds from issuance of stock	-	2,141,558

NET CASH PROVIDED BY FINANCING ACTIVITIES	$14,300	$3,854,728

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,361	$1,361
CASH AND CASH EQUIVALENTS, Beginning of period	-	-
CASH AND CASH EQUIVALENTS, End of Period	$1,361	$1,361

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

March 31, 2012

			Additional			Total
	Common shares		Paid-In	Treasury	Accumulated	Stockholders’
	Number	Amount	Capital	Shares	Deficit	Equity

Balance at 12/31/04	8,109,000	$8,109	$1,381,813	$-	$(919,764)	$470,158
Net Loss	-	-	-	-	(432,121)	(432,121)
Issuance of shares to affiliates	5,162,151	3,965	398,281	-	-	402,246
Investment in Vimax	200,000	200	399,800	-	-	400,000
Treasury Stock	(2,000,000)	-	-	(2,000)	-	(2,000)
Stock dividend: 2:1 split	11,077,200	-	-	-	-	-
Balance at 12/31/05	22,548,351	$12,274	$2,179,894	$(2,000)	$(1,351,885)	$838,283

Allowance for deferred tax asset	-	-	-	-	(651,306)	(651,306)
Issuance of shares, 3/31/06	2,846,300	1,423	21,889	-	-	23,312
Reverse stock split 1:10, 6/30/06	(21,412,846)	16,213	(16,213)	-	-	-
Issuance of shares, 6/30/06	7,037,452	35,187	(35,187)	-	-	-
Issuance of shares, 9/30/06	11,247,008	46,235	(46,235)	-	-	-
Issuance of shares, 12/31/06	3,000,000	15,000	(15,000)	-	-	-
Net Loss	-	-	-	-	(577,111)	(577,111)
Balance at 12/31/06	25,266,265	$126,332	$2,089,148	$(2,000)	$(2,580,302)	$(366,822)

Issuance of shares	3,200,000	6,000	(6,000)	-	-	-
Cancelled shares	(389,640)	-	-	-	-	-
Acquired Treasury Shares	190,000	-	950	(950)	-	-
Cancelled Treasury Shares	(1,800,000)	-	(1,000)	1,000	-	-
Net Loss	-	-	-	-	(47,525)	(47,525)
Balance at 3/31/2007	26,466,625	$132,332	$2,083,098	$(1,950)	$(2,627,827)	$(414,347)

Issuance of shares	299,640	1,498	(1,498)	-	-	-
Net Loss	-	-	-	-	(36,818)	(36,818)
Balance at 6/30/2007	26,766,265	$133,831	$2,081,600	$(1,950)	$(2,664,645)	$(451,165)

Net Loss	-	-	-	-	(55,271)	(55,271)
Balance at 9/30/2007	26,766,265	$133,831	$2,081,600	$(1,950)	$(2,719,916)	$(506,436)

Retirement of shares	(400,000)	-	-	-	-	-
Net Loss	-	-	-	-	(28,449)	(28,449)
Balance at 12/31/2007	26,366,265	$133,831	$2,081,600	$(1,950)	$(2,748,365)	$(534,885)

Issuance of shares	19,165,267	-	-	-	-	-
Cancelled shares	(19,451,891)	-	-	-	-	-
Net Loss	-	-	-	-	(113,106)	(113,106)
Balance at 12/31/2008	26,079,641	$133,831	$2,081,600	$(1,950)	$(2,861,471)	$(647,991)

Issuance of shares	500,000	50,000	(50,000)	-	-	-
Net Loss	-	-	-	-	(9,638)	(9,638)
Balance at 3/31/2009	26,579,641	$183,831	$2,031,600	$(1,950)	$(2,871,109)	$(657,629)

Issuance of shares (from xfer agent)	2,208,825	220,882	(220,882)	-	-	-
Net Loss	-	-	-	-	(103,687)	(103,687)
Balance at 6/30/2009	28,788,466	$404,712	$1,810,718	$(1,950)	$(2,974,796)	$(761,316)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(12,833)	(12,833)
Balance at 9/30/2009	28,788,466	$404,712	$1,810,718	$(1,950)	$(2,987,629)	$(774,149)

Issuance of shares (from xfer agent)	2,000,000	250,000	(452,099)	-	-	(202,099)
Net Loss	-	-	-	-	(434,689)	(434,689)
Balance at 12/31/2009	30,788,466	$654,712	$1,358,620	$(1,950)	$(3,422,318)	$(1,410,937)

Issuance of shares (from xfer agent)	2,100,000	210,000	-	-	-	210,000
Net Loss	-	-	-	-	(33,754)	(33,754)
Balance at 3/31/2010	32,888,466	$864,712	$1,358,620	$(1,950)	$(3,456,072)	$(1,234,690)

Issuance of shares (from xfer agent)	2,500,000	250,000	-	-	-	250,000
Net Loss	-	-	.	-	(25,997)	(25,997)
Balance at 6/30/2010	35,388,466	$1,114,712	$1,358,620	$(1,950)	$(3,482,069)	$(1,010,687)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(24,503)	(24,503)
Balance at 9/30/2010	35,388,466	$1,114,712	$1,358,620	$(1,950)	$(3,506,572)	$(1,035,191)

Issuance of shares (from xfer agent)	1,320,000	132,000	-	-	-	132,000
Net Loss	-	-	-	-	(23,452)	(23,452)
Balance at 12/31/2010	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,530,024)	$(926,642)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(20,776)	(20,776)
Balance at 3/31/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,550,800)	$(947,418)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(20,446)	(20,446)
Balance at 6/30/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,571,246)	$(967,865)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(36,740)	(36,740)
Balance at 9/30/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,607,986)	$(1,004,605)

Issuance of shares (from xfer agent)	20,542,000	102,710	825,388	-	-	928,098
Net Loss	-	-	-	-	(1,127,503)	(1,127,503)
Balance at 12/31/2011	57,250,466	$1,349,422	$2,184,008	$(1,950)	$(4,735,489)	$(1,204,010)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(31,452)	(31,452)
Balance at 3/31/2012	57,250,466	$1,349,422	$2,184,008	$(1,950)	$(4,766,941)	$(1,235,461)

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

Research and Development costs charged to Expense as Incurred

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $253,120 since inception.

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

NOTE 2 – GOING CONCERN

WiFi Wireless’ financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in August 1989, WiFi Wireless has accumulated losses aggregating $4,756,918 of which $1,982,799 is related to stock-based payments for services.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Parties Reimburse the Company for Operating Expenses – Loan from Shareholder

A major shareholder reimburses the Company for certain operating expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, and other services during their operations. All amounts paid by the shareholder are recorded under shareholder loans and are payable under the specific terms of the loan. As of March 31, 2012, the amount of shareholder loans payable was $323,248.

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

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

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

Under FAS 109, Accounting for Income Taxes, a net deferred tax asset may only be carried on the balance sheet at its full value if it is more likely than not that the deductions, losses, or credits giving rise to such deferred tax asset will be used in the future. If the more likely than not test is not met, then a valuation allowance is required to be recorded against the net deferred tax asset. A valuation allowance creates a charge to income tax expense in the income statement and a reduction of an asset on the balance sheet, in the period it is recorded. Common practice would support a determination that a corporation with two or more consecutive years of significant losses is presumed to fail the more likely than not test. Because of the Company’s losses in recent years the Company has examined the value of its deferred tax assets and felt it was appropriate to record a valuation allowance against a major portion of them. The valuation allowance essentially reduced the Company’s deferred tax asset to zero. The effect was to reverse the benefit of those deferred tax assets that were recorded in prior years’ income statements and balance sheets. Consequently, these tax benefits will be available in the future to reduce our income tax expense when we have positive income to use the tax benefits, or we have sufficient deferred tax liabilities to absorb the tax assets.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

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

The Company has acquired, through what is currently a month-to-month rental agreement, a 38-foot tour bus which will be utilized to market and promote new products and services as they are brought to market. The first monthly rental payment of $2,000 was disbursed in March 2012. The Company is contemplating a purchase or long term lease of this vehicle, however at this time that transaction has not occurred.

NOTE 6 – CHANGE IN SECURITIES

During the period from January 1 2012 to March 31, 2012 the Company has not issued or retired any shares of common stock.

As of March 31, 2012, there were 57,250,466 shares of common stock issued and outstanding, of which 13,940,568 shares are restricted and 43,309,898 shares are non-restricted. Total shares authorized are 100,000,000.

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

Going Concern

WiFi Wireless contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in August 1989, WiFi Wireless has accumulated losses aggregating $4,766,942 of which $1,982,799 is related to stock-based payments for services.

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue. For the three months ended March 31, 2012, our revenue was $-0-, compared to $-0- for the same period in 2011.

Gross Profit / Loss. For the three months ended March 31, 2012, our gross loss was $-0-, compared to gross profit of $-0- for the same period in 2011.

Selling, General and Administrative Expenses. For the three months ended March 31, 2012, selling, general and administrative expenses were $31,452 compared to $20,776 for the same period in 2011, an increase of 51%, which relates to increases in fees for professional services.

Net Loss. We generated net losses of $31,452 for the three months ended March 31, 2012 compared to $20,776 for the same period in 2011. See SG&A detail for a description of the difference.

Liquidity and Capital Resources

General. At March 31, 2012, we had cash and cash equivalents of $1,361. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and loans including loans from our majority shareholder. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $12,939 for the three months ended March 31, 2012, and net cash used in operations of $1,480, during the same period in 2011. The principal elements of cash flow from operations for the three months ended March 31, 2012 included a net loss of $31,452 offset primarily by an increase in accounts payable of $9,901.

Cash used in investing activities was $-0- for the three months ended March 31, 2012, compared to cash used of $-0- during the comparable period in 2011.

Cash provided by our financing activities was $14,300 for the three months ended March 31, 2012, compared to cash provided by financing activities of $1,800 during the comparable period in 2011. The principal elements of cash flow from financing activities for the three months ended March 31, 2012, included $14,300 of advances from our majority shareholder.

As of March 31, 2012, current liabilities exceeded current assets by 190 times. Current assets decreased from $5,857 at December 31, 2011 to $4,915 at March 31, 2012 whereas current liabilities increased from $925,104 at December 31, 2011 to $939,152 at March 31, 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2012 to the best of our knowledge, understandings, or records, there are no current, past, pending or threatened legal proceedings or administrative actions either by or against the Company that could have a material effect on the Company’s business, financial condition, or operations.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

To the best of our knowledge, understandings, or records, there have been no unregistered sales of equity securities during the quarter ending March 31, 2012.

Item 3. Defaults Upon Senior Securities

To the best of our knowledge, understandings, or records, there have been no Defaults Upon Senior Securities during the quarter ending March 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

To the best of our knowledge, understandings, or records, there is no other information for the quarter ending March 31, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WiFi WIRELESS, INC.

Date: December 21, 2012	By:	/s/ Eugene L. Curcio
Eugene L. Curcio
Chairman of the Board

