Form 10-Q
period 2012-06-30
WiFi Wireless, Inc.
filed 2012-12-21
CIK 1349365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2012.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________

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

57,250,466 Common Shares Outstanding as of March 02, 2012.

WiFi WIRELESS, INC.

2

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

June 30, 2012

3

Accountant’s Compilation Report

To the Board of Directors of

WiFi Wireless, Inc.

(A Development Stage Enterprise)

Aliso Viejo, California

We have compiled the accompanying balance sheet of WiFi Wireless, Inc. (a development stage company) as of June 30, 2012 and December 31, 2011 and the related statements of income, shareholders equity, and cash flows for the for the quarter ended June 30, 2012 and year ended December 31, 2011 and the period from August 28, 1989 (inception) to June 30, 2012. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America and for designing, implementing, and maintaining internal control relevant to the preparation and fair presentation of financial statements.

Our responsibility is to conduct the compilation in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The objective of a compilation is to assist management in presenting financial information in the form of financial statements without undertaking to obtain or provide any assurance that there are no material modifications that should be made to the financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I am not independent in regards to these financial statements.

/s/ Charles R. Close
Charles R. Close, CPA
C. R. Close & Associates, P.C.
Humble, Texas
August 13, 2012

4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

For the Six Months Ended June 30, 2012

and the Year Ended December 31, 2011

ASSETS

	Six Months
	Ended	Year Ended
	6/30/2012	December 31, 2011

Current Assets:

Cash and Cash Equivalents	$125	$-
Prepaid Expenses	1,767	5,857
Inventory	4,551	-

Total Current Assets	$6,443	$5,857

Fixed Assets:
Property and Equipment	29,823	21,860
R&D Equipment	54,227	54,227

	$84,050	$76,087
Less: Accumulated Depreciation	(60,149)	(55,816)

Net Fixed Assets	$23,911	$20,271

Other Assets:

Security and Other Deposits	$3,915	$3,915
Organizational Costs	10,874	10,874
Accumulated Amortization - Org Costs	(10,874)	(10,874)
Investments	-	-
Deferred Income Tax Benefit	1,610,066	1,610,066
Allowance for Realization	(1,610,066)	(1,610,066)

Total Other Assets	$3,915	$3,915

Total Assets	$34,269	$30,043

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

For the Six Months Ended June 30, 2012

and the Year Ended December 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Six Months
	Ended	Year Ended
	6/30/2012	December 31, 2011

Current Liabilities:

Accounts Payable	$10,000	$732,613
Rent Payable	-	-
Other Current Liabilities	201,433	192,491

Total Current Liabilities	$211,433	$925,104

Long-Term Liabilities:
Loan from Shareholder	144,714	145,815
Note Payable to Shareholder	203,553	163,133

Total Long Term Liabilities	$348,267	$308,948

Total Liabilities	$559,700	$1,234,052

Stockholders’ Equity:
Common Stock, par value $0.005 per share, 100,000,000 shares authorized, 59,350,466 and 57,250,466 shares issued, 59,350,466 and 57,250,466 shares outstanding, respectively	$1,359,922	$1,349,422
Treasury Stock, 390,000 shares	(1,950)	(1,950)
Paid-in-Capital	2,911,023	2,184,009
Accumulated Deficit during Development Stage	(4,794,426)	(4,735,490)

Total Stockholders’ Equity	$(525,431)	$(1,204,009)

Total Liabilities & Capital	$34,269	$30,043

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENT OF EXPENSES AND ACCUMULATED DEFICIT

For the Three Months and Six Months Ended June 30, 2012

and the Period from August 29, 1989 (Inception) to June 30, 2012

			August 29, 1989
	Three Months	Six Months	(Inception) to
	Ended 6/30/2012	Ended 6/30/2012	6/30/2012

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	$-	$-	$-
Research and Development	-	535	253,120

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Accounting	5,000	15,000	67,428
Administrative	-	-	6,858
Amortization	-	-	10,874
Automobile expense	740	840	2,194
Bank service charges	228	545	2,904
Consulting	-	900	490,240
Depreciation	2,161	4,323	60,141
Taxes, licenses and fees	-	4,350	18,748
Insurance	619	1,195	6,854
Interest expense	4,796	8,943	218,206
Legal	-	503	1,716,265
Marketing	3,449	4,449	46,881
Membership Fees	-	-	3,000
Miscellaneous	1,815	1,835	8,004
Office supplies and expense	54	639	52,143
Office support and expenses	-	382	442
Other expenses	1,370	1,370	1,434
Outside services and other professional	-	-	19,502
Postage and delivery	698	698	16,534
Rent - facilities	1,177	3,767	121,230
Rent - equipment	3,487	5,487	6,942
Repairs and maintenance	-	66	9,923
Salaries and wages	-	-	61,558
Payroll tax expense	-	-	6,186
Telephone	653	724	35,423
Travel and entertainment	810	1,651	140,116
Utilities	-	-	11,320
Stock-based payments	-	-	1,389,922
Website Development	430	736	10,034
Total R&D, selling, general and administrative expenses	$27,487	$58,938	$4,794,426
Loss	$(27,487)	$(58,938)	$(4,794,426)
Income tax expense (benefit)	-	-	-

NET LOSS	$(27,487)	$(58,938)	$(4,794,426)

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the Three Months and Six Months Ended June 30, 2012

and the Period from August 29, 1989 (Inception) to June 30, 2012

			August 29, 1989
	Three Months	Six Months	(Inception) to
	Ended 6/30/2012	Ended 6/30/2012	6/30/2012
CASH FLOW FROM OPERATION ACTIVITIES
Net Loss	$(27,487)	$(58,938)	$(4,794,426)
ADJUSTMENT TO RECONCILE CHANGE IN NET ASSETS TO NET CASH FLOWS USED FOR OPERATING ACTIVITIES
Depreciation expense	2,161	4,323	60,141
Amortization	-	-	10,874
Allowance for deferred tax benefit	-	-	-
Increase in Inventory	(4,551)	(4,551)	(4,551)
Increase in prepaid expenses	1,787	4,090	(1,767)
Decrease in accounts payable	(732,514)	(722,614)	10,000
Rent payable	-	-	-
Decrease in other current liabilities	4,796	8,943	201,433

NET CASH USED IN OPERATING ACTIVITIES	$(755,808)	$(768,747)	$(4,518,296)
CASH FLOW FROM INVESTING ACTIVITIES
Office equipment	(7,963)	(7,963)	(29,823)
R&D Equipment	-	-	(54,227)
Increase in security and other deposits	-	-	(3,915)
Investments	-	-	-
Organization costs	-	-	(10,874)
Deferred income tax benefit from accum. losses	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	$(7,963)	$(7,963)	$(98,839)
CASH FLOW FROM FINANCING ACTIVITIES
Loan from shareholder	-	(1,100)	144,714
Net borrowings from shareholder loan	25,020	40,420	203,553
Stock issued in acquisitions	-	-	-
Stock-based payments	-	-	1,389,922
Allowance for deferred tax benefit	-	-	-
Proceeds from issuance of stock	737,515	737,515	2,879,071

NET CASH PROVIDED BY FINANCING ACTIVITIES	$762,535	$776,835	$4,617,260

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(1,236)	$125	$125
CASH AND CASH EQUIVALENTS, Beginning of period	1,361		-
CASH AND CASH EQUIVALENTS, End of Period	$125	$125	$125

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

June 30, 2012

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

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

June 30, 2012

	(400,000)	-	-	-	-	-
	-	-	-	-	(28,449)	(28,449)
Balance at 12/31/2007	26,366,265	$133,831	$2,081,600	$(1,950)	$(2,748,365)	$(534,885)

Issuance of shares	19,165,267	-	-	-	-	-
Cancelled shares	(19,451,891)	-	-	-	-	-
Net Loss	-	-	-	-	(113,106)	(113,106)
Balance at 12/31/2008	26,079,641	$133,831	$2,081,600	$(1,950)	$(2,861,471)	$(647,991)

Issuance of shares	500,000	50,000	(50,000)	-	-	-
Net Loss	-	-	-	-	(9,638)	(9,638)
Balance at 3/31/2009	26,579,641	$183,831	$2,031,600	$(1,950)	$(2,871,109)	$(657,629)

Issuance of shares (from xfer agent)	2,208,825	220,882	(220,882)	-	-	-
Net Loss	-	-	-	-	(103,687)	(103,687)
Balance at 6/30/2009	28,788,466	$404,712	$1,810,718	$(1,950)	$(2,974,796)	$(761,316)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(12,833)	(12,833)
Balance at 9/30/2009	28,788,466	$404,712	$1,810,718	$(1,950)	$(2,987,629)	$(774,149)

Issuance of shares (from xfer agent)	2,000,000	250,000	(452,099)	-	-	(202,099)
Net Loss	-	-	-	-	(434,689)	(434,689)
Balance at 12/31/2009	30,788,466	$654,712	$1,358,620	$(1,950)	$(3,422,318)	$(1,410,937)

Issuance of shares (from xfer agent)	2,100,000	210,000	-	-	-	210,000
Net Loss	-	-	-	-	(33,754)	(33,754)
Balance at 3/31/2010	32,888,466	$864,712	$1,358,620	$(1,950)	$(3,456,072)	$(1,234,690)

Issuance of shares (from xfer agent)	2,500,000	250,000	-	-	-	250,000
Net Loss	-	-	.	-	(25,997)	(25,997)
Balance at 6/30/2010	35,388,466	$1,114,712	$1,358,620	$(1,950)	$(3,482,069)	$(1,010,687)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(24,503)	(24,503)
Balance at 9/30/2010	35,388,466	$1,114,712	$1,358,620	$(1,950)	$(3,506,572)	$(1,035,191)

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

June 30, 2012

Issuance of shares (from xfer agent)	1,320,000	132,000	-	-	-	132,000
Net Loss	-	-	-	-	(23,452)	(23,452)
Balance at 12/31/2010	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,530,024)	$(926,642)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(20,776)	(20,776)
Balance at 3/31/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,550,800)	$(947,418)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(20,446)	(20,446)
Balance at 6/30/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,571,246)	$(967,865)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(36,740)	(36,740)
Balance at 9/30/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,607,986)	$(1,004,605)

Issuance of shares (from xfer agent)	20,542,000	102,710	825,388	-	-	928,098
Net Loss	-	-	-	-	(1,127,503)	(1,127,503)
Balance at 12/31/2011	57,250,466	$1,349,422	$2,184,008	$(1,950)	$(4,735,489)	$(1,204,010)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(31,452)	(31,452)
Balance at 3/31/2012	57,250,466	$1,349,422	$2,184,008	$(1,950)	$(4,766,941)	$(1,235,461)

Issuance of shares (from xfer agent)	2,100,000	10,500	727,015	-	-	737,515
Net Loss	-	-	-	-	(27,486)	(27,486)
Balance at 6/30/2012	59,350,466	$1,359,922	$2,911,022	$(1,950)	$(4,794,428)	$(525,433)

See accompanying notes to the financial statements.

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

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2012 through the date these financial statements were issued.

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

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

WiFi Wireless’ financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in August 1989, WiFi Wireless has accumulated losses aggregating $4,794,438 of which $1,982,799 is related to stock-based payments for services.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Parties Reimburse the Company for Operating Expenses – Loan from Shareholder

A major shareholder reimburses the Company for certain operating expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, and other services during their operations. All amounts paid by the shareholder are recorded under shareholder loans and are payable under the specific terms of the loan. As of June 30, 2012, the amount of shareholder loans payable was $348,267.

Patents – Intangible Assets / Affiliated Company

The Company plans to utilize certain technology patents for use in its operations. These patents are controlled and owned by an affiliated company. The Company is dependent on certain patents from an affiliated company for the development of its products. These patents are pending as of June 30, 2012.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

Companies under Common Control May Experience Change in Operations

The Company’s majority shareholder also controls other entities whose operations are similar to those of the Company. Although there were no transactions between the Company and these entities as of June 30, 2012, the majority shareholder is, nevertheless, in a position to influence the sales volume of the company for the benefit of the other entities that are under his control.

NOTE 4 – INCOME TAXES

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

December 31, 2011

CURRENT	$-0-
DEFERRED	$1,610,066
Allowance for realization	$1,610,066
Total Deferred Income	$-0-

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases certain business facilities on a month-to-month basis. The Company also rents various equipment on an “as-needed” basis. Future minimum operating facilities lease expense for the next two years are estimated as follows:

Current Year to Date	Amount

Facilities	$3,767
Equipment	5,487
TOTAL LEASE EXP	$9,254

The Company is utilizing, through what is currently a month-to-month rental agreement, a 38-foot tour bus which will be used to market and promote new products and services as they are brought to market. Monthly rental payments have been disbursed thru June 2012. The Company is contemplating a purchase or long term lease of this vehicle, however at this time that transaction has not occurred.

NOTE 6 – CHANGE IN SECURITIES

During the period from April 1 2012 to June 30, 2012 the Company issued 2,100,000 shares of common stock. Of these, 0 shares were issued to an affiliate and 2,100,000 shares were issued as payment for services performed for the Company by third parties. The Company did not retire any shares of common stock during this period.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2012, there were 59,350,466 shares of common stock issued and outstanding, of which 13,940,568 shares are restricted and 45,409,898 shares are non-restricted. Total shares authorized are 100,000,000.

INFORMATION AND DISCLOSURE STATEMENT

JUNE 30, 2012

Certification

I, Eugene L. Curcio, Chairman of WiFi Wireless, Inc., hereby certify that the unaudited financial statements filed herewith and related footnotes thereto, fairly present, in all material respects, the financial position, results of operations and cash flows for the Quarter Report ending June 30, 2012, to the best of my knowledge, information and belief, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eugene L. Curcio
Eugene L. Curcio

August 13, 2012
Date

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

Going Concern

WiFi Wireless contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in August 1989, WiFi Wireless has accumulated losses aggregating $4,794,426 of which $1,982,799 is related to stock-based payments for services.

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

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue. For the three months ended June 30, 2012, our revenue was $-0-, compared to $-0- for the same period in 2011.

Gross Profit / Loss. For the three months ended June 30, 2012, our gross profit was $-0-, compared to gross profit of $-0- for the same period in 2011

Selling, General and Administrative Expenses. For the three months ended June 30, 2012, selling, general and administrative expenses were $27,487 compared to $20,446 for the same period in 2011, an insignificant increase.

Net Loss. We generated net losses of $27,487 for the three months ended June 30, 2012 compared to $20,446 for the same period in 2011, an insignificant increase.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenue. For the six months ended June 30, 2012, our revenue was $-0-, compared to $-0- for the same period in 2011.

Gross Profit / Loss. For the six months ended June 30, 2012, our gross profit was $-0-, compared to gross profit of $-0- for the same period in 2011.

Selling, General and Administrative Expenses. For the six months ended June 30, 2012, selling, general and administrative expenses were $58,938 compared to $41,222 for the same period in 2011, an increase of 43%. This increase was primarily due to increases in professional services fees and equipment rental costs.

Net Loss. We generated net losses of $58,938 for the six months ended June 30, 2012 compared to $41,222 for the same period in 2011. See SG&A detail for explanation of difference

Liquidity and Capital Resources

General. At June 30, 2012, we had cash and cash equivalents of $125. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and loans including loans from our majority shareholder. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $768,747 for the six months ended June 30, 2012, and net cash used in operations of $2,440, during the same period in 2011. The principal elements of cash flow from operations for the six months ended June 30, 2012 included a net loss of $58,938 and a decrease in payables due to payment of expenses in stock in the amount of $737,515.

Cash used in investing activities was $7,963 for the six months ended June 30, 2012, compared to cash used of $0 during the comparable period in 2011.

Cash provided by our financing activities was $776,835 for the six months ended June 30, 2012, compared to cash provided by financing activities of $2,900 during the comparable period in 2011. The principal elements of cash flow from financing activities for the six months ended June 30, 2012, included $39,320 of advances from our majority shareholder and $737,515 of common stock issued for payment of expenses.

As of June 30, 2012, current liabilities exceeded current assets by 32.8 times. Current assets increased from $5,875 at December 31, 2011 to $6,443 at June 30, 2012 whereas current liabilities decreased from $925,104 at December 31, 2011 to $211,433 at June 30, 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2012 to the best of our knowledge, understandings, or records, there are no current, past, pending or threatened legal proceedings or administrative actions either by or against the Company that could have a material effect on the Company’s business, financial condition, or operations.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

To the best of our knowledge, understandings, or records, there have been no unregistered sales of equity securities during the quarter ending June 30, 2012.

Item 3. Defaults Upon Senior Securities

To the best of our knowledge, understandings, or records, there have been no Defaults Upon Senior Securities during the quarter ending June 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

To the best of our knowledge, understandings, or records, there is no other information for the quarter ending June 30, 2012.

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

