Form 10-Q
period 2012-09-30
WiFi Wireless, Inc.
filed 2012-12-21
CIK 1349365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2012.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to______________

Commission File Number: 333-160786

WiFi WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Oregon	90-0224959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Enterprise, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)

Tel No: (949) 330-6

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

WiFi WIRELESS, INC.

2

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

September 30, 2012

3

Accountant’s Compilation Report

To the Board of Directors of

WiFi Wireless, Inc.

(A Development Stage Enterprise)

Aliso Viejo, California

We have compiled the accompanying balance sheet of WiFi Wireless, Inc. (a development stage company) as of September 30, 2012 and December 31, 2011 and the related statements of income, shareholders equity, and cash flows for the for the quarter ended September 30, 2012 and year ended December 31, 2011 and the period from August 28, 1989 (inception) to September 30, 2012. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Charles R. Close
Charles R. Close, CPA
C. R. Close & Associates, P.C.
Humble, Texas
November 14, 2012

4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

For the Nine Months Ended September 30, 2012

and the Year Ended December 31, 2011

ASSETS

	Nine Months
	Ended	Year Ended
	9/30/2012	December 31, 2011

Current Assets:
Cash and Cash Equivalents	$-	$-
Prepaid Expenses	147	5,857
Inventory	4,551	-

Total Current Assets	$4,698	$5,857

Fixed Assets:
Property and Equipment	29,823	21,860
R&D Equipment	54,227	54,227

	$84,050	$76,087
Less: Accumulated Depreciation	(62,301)	(55,816)

Net Fixed Assets	$21,749	$20,271

Other Assets:

Security and Other Deposits	$3,915	$3,915
Organizational Costs	10,874	10,874
Accumulated Amortization - Org Costs	(10,874)	(10,874)
Investments	-	-
Deferred Income Tax Benefit	1,610,066	1,610,066
Allowance for Realization	(1,610,066)	(1,610,066)

Total Other Assets	$3,915	$3,915

Total Assets	$30,362	$30,043

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

For the Nine Months Ended September 30, 2012

and the Year Ended December 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Nine Months
	Ended	Year Ended
	9/30/2012	December 31, 2011

Current Liabilities:
Accounts Payable	$16,069	$732,613
Rent Payable	-	-
Other Current Liabilities	206,521	192,491

Total Current Liabilities	$222,590	$925,104

Long-Term Liabilities:
Loan from Shareholder	144,774	145,815
Note Payable to Shareholder	203,553	163,133

Total Long Term Liabilities	$348,327	$308,948

Total Liabilities	$570,917	$1,234,052

Stockholders’ Equity:
Common Stock, par value $0.005 per share, 100,000,000 shares authorized, 59,350,466 and 57,250,466 shares issued, 59,350,466 and 57,250,466 shares outstanding, respectively	$1,359,922	$1,349,422
Treasury Stock, 390,000 shares	(1,950)	(1,950)
Paid-in-Capital	2,911,023	2,184,009
Accumulated Deficit during Development Stage	(4,809,550)	(4,735,490)

Total Stockholders’ Equity	$(540,555)	$(1,204,009)

Total Liabilities & Capital	$30,362	$30,043

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENT OF EXPENSES AND ACCUMULATED DEFICIT

For the Three Months and Nine Months Ended September 30, 2012

and the Period from August 29, 1989 (Inception) to September 30, 2012

			August 29, 1989
	Three Months	Nine Months	(Inception) to
	Ended 9/30/2012	Ended 9/30/2012	9/30/2012

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	$-	$-	$-
Research and Development	-	535	253,120

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Accounting	5,000	20,000	72,428
Administrative	-	-	6,858
Amortization	-	-	10,874
Automobile expense	-	840	2,194
Bank service charges	417	962	3,321
Consulting	-	900	490,241
Depreciation	2,162	6,485	62,302
Taxes, licenses and fees	-	4,350	18,748
Insurance	-	1,195	6,854
Interest expense	5,088	14,030	223,294
Legal	-	503	1,716,265
Marketing	-	4,449	46,881
Membership Fees	-	-	3,000
Miscellaneous	-	1,835	8,004
Office supplies and expense	-	639	52,143
Office support and expenses	-	382	442
Other expenses	59	1,429	1,493
Outside services and other professional	-	-	19,502
Postage and delivery	690	1,388	17,224
Rent - facilities	-	3,767	121,230
Rent - equipment	1,620	7,107	8,562
Repairs and maintenance	-	66	9,923
Salaries and wages	-	-	61,558
Payroll tax expense	-	-	6,186
Telephone	88	812	35,511
Travel and entertainment	-	1,651	140,116
Utilities	-	-	11,320
Stock-based payments	-	-	1,389,922
Website Development	-	736	10,034
Total R&D, selling, general and administrative expenses	$15,124	$74,061	$4,809,550
Loss	$(15,124)	$(74,061)	$(4,809,550)
Income tax expense (benefit)	-	-	-

NET LOSS	$(15,124)	$(74,061)	$(4,809,550)

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the Three Months and Nine Months Ended September 30, 2012

and the Period from August 29, 1989 (Inception) to September 30, 2012

			August 29, 1989
	Three Months	Nine Months	(Inception) to
	Ended 9/30/2012	Ended 9/30/2012	9/30/2012
CASH FLOW FROM OPERATION ACTIVITIES
Net Loss	$(15,124)	$(74,061)	$(4,809,550)
ADJUSTMENT TO RECONCILE CHANGE IN NET ASSETS TO NET CASH FLOWS USED FOR OPERATING ACTIVITIES
Depreciation expense	2,162	6,485	62,301
Amortization	-	-	10,874
Allowance for deferred tax benefit	-	-	-
Decrease (Increase) in Inventory	-	(4,551)	(4,551)
Decrease (Increase) in prepaid expenses	1,620	5,710	(174)
Increase (Decrease) in accounts payable	6,068	(716,545)	16,097
Rent payable	-	-	-
Increase (Decrease) in other current liabilities	5,089	14,030	206,521

NET CASH USED IN OPERATING ACTIVITIES	$(185)	$(768,932)	$(4,518,482)
CASH FLOW FROM INVESTING ACTIVITIES
Office equipment	-	(7,963)	(29,823)
R&D Equipment	-	-	(54,227)
Increase in security and other deposits	-	-	(3,915)
Investments	-	-	-
Organization costs	-	-	(10,874)
Deferred income tax benefit from accum. losses	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	$-	$(7,963)	$(98,839)
CASH FLOW FROM FINANCING ACTIVITIES
Loan from shareholder	60	(1,040)	144,774
Net borrowings from shareholder loan	-	40,420	203,553
Stock issued in acquisitions	-	-	-
Stock-based payments	-	-	1,389,922
Allowance for deferred tax benefit	-	-	-
Proceeds from issuance of stock	-	737,515	2,879,072

NET CASH PROVIDED BY FINANCING ACTIVITIES	$60	$776,895	$4,617,321

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(125)	$-	$-
CASH AND CASH EQUIVALENTS, Beginning of period	125	-	-

CASH AND CASH EQUIVALENTS, End of Period	$-	$-	$-

See accompanying notes to the financial statements.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

September 30, 2012

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

September 30, 2012

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

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

September 30, 2012

Issuance of shares (from xfer agent)	1,320,000	132,000	-	-	-	132,000
Net Loss	-	-	-	-	(23,452)	(23,452)
Balance at 12/31/2010	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,530,024)	$(926,642)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(20,776)	(20,776)
Balance at 3/31/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,550,800)	$(947,418)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(20,446)	(20,446)
Balance at 6/30/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,571,246)	$(967,865)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(36,740)	(36,740)
Balance at 9/30/2011	36,708,466	$1,246,712	$1,358,620	$(1,950)	$(3,607,986)	$(1,004,605)

Issuance of shares (from xfer agent)	20,542,000	102,710	825,388	-	-	928,098
Net Loss	-	-	-	-	(1,127,503)	(1,127,503)
Balance at 12/31/2011	57,250,466	$1,349,422	$2,184,008	$(1,950)	$(4,735,489)	$(1,204,010)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(31,452)	(31,452)
Balance at 3/31/2012	57,250,466	$1,349,422	$2,184,008	$(1,950)	$(4,766,941)	$(1,235,461)

Issuance of shares (from xfer agent)	2,100,000	10,500	727,015	-	-	737,515
Net Loss	-	-	-	-	(27,486)	(27,486)
Balance at 6/30/2012	59,350,466	$1,359,922	$2,911,022	$(1,950)	$(4,794,428)	$(525,433)

Issuance of shares (from xfer agent)	-	-	-	-	-	-
Net Loss	-	-	-	-	(15,123)	(15,123)
Balance at 9/30/2012	59,350,466	$1,359,922	$2,911,022	$(1,950)	$(4,809,551)	$(540,556)

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

NOTE 2 – GOING CONCERN

WiFi Wireless’ financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in August 1989, WiFi Wireless has accumulated losses aggregating $4,809,551 of which $1,982,799 is related to stock-based payments for services.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Parties Reimburse the Company for Operating Expenses – Loan from Shareholder

A major shareholder reimburses the Company for certain operating expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, and other services during their operations. All amounts paid by the shareholder are recorded under shareholder loans and are payable under the specific terms of the loan. As of September 30, 2012, the amount of shareholder loans payable was $348,327.

Patents – Intangible Assets / Affiliated Company

The Company plans to utilize certain technology patents for use in its operations. These patents are controlled and owned by an affiliated company. The Company is dependent on certain patents from an affiliated company for the development of its products. These patents are pending as of September 30, 2012.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

Companies under Common Control May Experience Change in Operations

The Company’s majority shareholder also controls other entities whose operations are similar to those of the Company. Although there were no transactions between the Company and these entities as of September 30, 2012, the majority shareholder is, nevertheless, in a position to influence the sales volume of the company for the benefit of the other entities that are under his control.

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

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases certain business facilities on a month-to-month basis. The Company also rents various equipment on an “as-needed” basis. Current year lease expense for both facilities and equipment are as follows:

Current Year to Date	Amount

Facilities	$3,767
Equipment	7,107
TOTAL LEASE EXP	$10,874

The Company is utilizing, through what is currently a month-to-month rental agreement, a 38-foot tour bus which will be used to market and promote new products and services as they are brought to market. Monthly rental payments have been disbursed thru July 2012. The Company is contemplating a purchase or long term lease of this vehicle, however at this time that transaction has not occurred.

NOTE 6 – CHANGE IN SECURITIES

During the period from July 1, 2012 to September 30, 2012 the Company did not issue any shares of common stock. The Company did not retire any shares of common stock during this period.

WiFi WIRELESS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2012, there were 59,350,466 shares of common stock issued and outstanding, of which 13,940,568 shares are restricted and 45,409,898 shares are non-restricted. Total shares authorized are 100,000,000.

INFORMATION AND DISCLOSURE STATEMENT

SEPTEMBER 30, 2012

Certification

I, Eugene L. Curcio, Chairman of WiFi Wireless, Inc., hereby certify that the unaudited financial statements filed herewith and related footnotes thereto, fairly present, in all material respects, the financial position, results of operations and cash flows for the Quarter Report ending September 30, 2012, to the best of my knowledge, information and belief, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eugene L. Curcio
Eugene L. Curcio

October 29, 2012
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

Going Concern

WiFi Wireless contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in August 1989, WiFi Wireless has accumulated losses aggregating $4,809,550 of which $1,982,799 is related to stock-based payments for services.

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

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue. For the three months ended September 30, 2012, our revenue was $-0-, compared to $-0- for the same period in 2011.

Gross Profit / Loss. For the three months ended September 30, 2012, our gross profit was $-0-, compared to gross profit of $-0- for the same period in 2011.

Selling, General and Administrative Expenses. For the three months ended September 30, 2012, selling, general and administrative expenses were $15,124 compared to $36,740 for the same period in 2011, an increase of 59%, which relates to the reduction in interest expense due to payment of debt.

Net Loss. We generated net losses of $15,124 for the three months ended September 30, 2012 compared to $36,740 for the same period in 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenue. For the nine months ended September 30, 2012, our revenue was $-0-, compared to $-0- for the same period in 2011.

Gross Profit / Loss. For the nine months ended September 30, 2012, our gross profit was $-0-, compared to gross profit of $-0- for the same period in 2011.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2012, selling, general and administrative expenses were $74,061 compared to $77,962 for the same period in 2011, an insignificant decrease.

Net Loss. We generated net losses of $74,061 for the nine months ended September 30, 2012 compared to $77,962 for the same period in 2011, an insignificant decrease.

Liquidity and Capital Resources

General. At September 30, 2012, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and loans including loans from our majority shareholder. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $768,932 for the nine months ended September 30, 2012, and net cash used in operations of $24,938, during the same period in 2011. The principal elements of cash flow from operations for the nine months ended September 30, 2012 included a net loss of $74,061 and a decrease in payables due to payment of expenses in stock in the amount of $737,515.

Cash used in investing activities was $7,963 for the nine months ended September 30, 2012, compared to cash used of $0 during the comparable period in 2011.

Cash provided by our financing activities was $776,895 for the nine months ended September 30, 2012, compared to cash provided by financing activities of $25,300 during the comparable period in 2011. The principal elements of cash flow from financing activities for the nine months ended September 30, 2012, included $39,380 of advances from our majority shareholder and $737,515 of common stock issued for payment of expenses.

As of September 30, 2012, current liabilities exceeded current assets by 47.4 times. Current assets decreased from $5,857 at December 31, 2011 to $4,698 at September 30, 2012 whereas current liabilities decreased from $925,104 at December 31, 2011 to $222,590 at September 30, 2012.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2012 to the best of our knowledge, understandings, or records, there are no current, past, pending or threatened legal proceedings or administrative actions either by or against the Company that could have a material effect on the Company’s business, financial condition, or operations.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

To the best of our knowledge, understandings, or records, there have been no unregistered sales of equity securities during the quarter ending September 30, 2012.

Item 3. Defaults Upon Senior Securities

To the best of our knowledge, understandings, or records, there have been no Defaults Upon Senior Securities during the quarter ending September 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

To the best of our knowledge, understandings, or records, there is no other information for the quarter ending September 30, 2012.

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
Chairman of the Board of Directors

