Form 10-K/A
period 2011-12-31
WiFi Wireless, Inc.
filed 2012-12-26
CIK 1349365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on December 21, 2012 (the “Original Report”) and is being filed for the purposes of providing XBRL Filing.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.

Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

EXHIBIT INDEX

(a) Exhibit(s)

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Expenses and Accumulated Deficit, (iii) the Consolidated Statements of Cash Flows (iv) the Consolidated Statements of Stockholder’s Equity and (v) Notes to the Financial Statements..

*	Filed as an exhibit to the original Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on December 21, 2012.

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WiFi WIRELESS, INC.

Date: December 26, 2012	By:	/s/ Eugene L. Curcio
Eugene L. Curcio Chairman of the Board