Form 10-Q/A
period 2012-06-30
WiFi Wireless, Inc.
filed 2012-12-26
CIK 1349365

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

57,250,466 Common Shares Outstanding as of March 02, 2012.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Wifi Wireless, Inc. for the period ended June 30, 2012, filed with the Securities and Exchange Commission on December 21, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

EXHIBIT INDEX

(a) Exhibit(s)

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Expenses and Accumulated Deficit, (iii) the Consolidated Statements of Cash Flows (iv) the Consolidated Statements of Stockholder’s Equity and (v) Notes to the Financial Statements..

*	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on December 21, 2012.

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WiFi WIRELESS, INC.

Date: December 26, 2012	By:	/s/ Eugene L. Curcio
Eugene L. Curcio
Chairman of the Board